Form 10-K
period 2025-12-31
RG&E Storm Funding LLC
filed 2026-03-30
CIK 2046060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No
333-283455-01	RG&E STORM FUNDING, LLC	33-1923448
(Issuing Entity)
(A Delaware limited liability company)
162 Canco Rd., Portland, Maine, 04103
(207) 629-1190
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The registrant does not have any voting or non-voting common equity held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Auditor Firm ID: 185 Auditor Name: KPMG, LLP Auditor Location: New York, New York

PART I
Item 1. Business
Omitted pursuant to General Instruction J of Form 10-K.
Item 1A. Risk Factors
Omitted pursuant to General Instruction J of Form 10-K.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Infrastructure Protection and Cyber Security Measures
Omitted pursuant to General Instruction J of Form 10-K.
Item 2. Properties.
Omitted pursuant to General Instruction J of Form 10-K.
Item 3. Legal Proceedings.
Omitted pursuant to General Instruction J of Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted pursuant to General Instruction J of Form 10-K.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted pursuant to General Instruction J of Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted pursuant to General Instruction J of Form 10-K.

Item 8. Financial Statements and Supplementary Data
Omitted pursuant to General Instruction J of Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Omitted pursuant to General Instruction J of Form 10-K.
Item 9A. Controls and Procedures.
Omitted pursuant to General Instruction J of Form 10-K.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of RG&E Storm Funding, LLC (the “Issuing Entity”) as of March 27, 2026:

Name	Age	Office	Initial Effective Year
Michael Panichi	39	RG&E Storm Funding, LLC - Manager, President and Treasurer	2025
		Rochester Gas and Electric Corporation - Treasurer
		Avangrid, Inc. - Vice President and Treasurer
Andrea VanLuling	43	RG&E Storm Funding, LLC - Manager and Controller	2025
		Avangrid Networks, Inc. - Vice President and Controller
Michelle A. Dreyer	53	RG&E Storm Funding, LLC - Independent Manager	2025
The Issuing Entity is a wholly-owned, bankruptcy remote subsidiary of Rochester Gas and Electric Corporation, which in turn is a wholly-owned subsidiary of Avangrid, Inc.
Code of Conduct
Avangrid, Inc., the indirect parent company of the Issuing Entity, has a code of business conduct and ethics that applies to all employees and directors of the companies controlled by Avangrid, Inc. including the principal executive officer, principal financial officer, principal accounting officer, directors, and other senior financial officers of the Issuing Entity. The code is intended to provide guidance to employees, management, and the board to assure compliance with law and promote ethical behavior. A copy of the code is maintained on Avangrid, Inc.’s website at www.avangrid.com. Any amendment to the code, or any waivers of its requirements, will be disclosed if required on such website.
Item 11. Executive Compensation.
Other than the annual independent manager fee of $3,650 paid to CSC, Inc., the Issuing Entity does not pay any compensation to its managers or executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
None.
Item 14. Principal Accountant Fees and Services.
Omitted pursuant to General Instruction J of Form 10-K.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
a) The following documents are made a part of this Annual Report on Form 10-K:
1. Omitted pursuant to General Instruction J of Form 10-K.
2. Omitted pursuant to General Instruction J of Form 10-K.
3. Exhibits—The exhibits listed below are being filed herewith or have been previously filed on behalf of RG&E Storm Funding, LLC and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit Number	Exhibit Description

3.1
Certificate of Formation of RG&E Storm Funding, LLC (filed with the Registration Statement on Form SF-1 of Rochester Gas and Electric Corporation (File Nos. 333-283455 and 333-283455-01) on November 26, 2024).

3.2	Limited Liability Company Agreement of RG&E Storm Funding, LLC dated as of February 5, 2025 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed February 10, 2025).

4.1
Indenture, dated as of February 14, 2025, among RG&E Storm Funding, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 14, 2025).

4.2
Series Supplement, dated as of February 14, 2025, among RG&E Storm Funding, LLC. U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed February 14, 2025).

10.1
Recovery Property Servicing Agreement, dated as of February 14, 2025, between RG&E Storm Funding, LLC and Rochester Gas and Electric Corporation, as Servicer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 14, 2025).

10.2
Recovery Property Purchase and Sale Agreement, dated as of February 14, 2025, between RG&E Storm Funding, LLC and Rochester Gas and Electric Corporation, as Seller (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 14, 2025).

10.3
Administrative Agreement, dated as of February 14, 2025, between RG&E Storm Funding, LLC and Rochester Gas and Electric Corporation, as Administrator (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 14, 2025).

31.1	Certification Pursuant to Rule 13a-14(d) / 15d-14(d).*

33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers for Rochester Gas and Electric Corporation, as Servicer.*

33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers for U.S. Bank Trust Company, National Association, as Indenture Trustee.*

Exhibit Number	Exhibit Description
34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG, LLP on behalf of Rochester Gas and Electric Corporation, as Servicer.*

34.2
Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP on behalf of U.S. Bank Trust Company National Association, as Indenture Trustee.*

35.1	Servicer Compliance Statement.*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
Item 16. Form 10-K Summary.
None.
Item 1112(b). Significant Obligors of Pool Assets.
None.
Item 1114(b)(2). Credit Enhancement and Other Support, Except for certain Derivative Instruments.
None.
Item 1115(b). Certain Derivative Instruments.
None.
Item 1117. Legal Proceedings.
U.S. Bank National Association has provided the following information to the depositor:
U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.
U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.
On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.
U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the

NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.
U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.
Item 1119. Affiliations and certain Relationships and Related Transactions.
The Issuing Entity is a wholly-owned subsidiary of Rochester Gas and Electric Corporation, which is the depositor, sponsor, and servicer.
Item 1122. Compliance with Applicable Service Criteria.
The Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers and the related attestation report for Rochester Gas and Electric Corporation included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K, identified no material instances of noncompliance by Rochester Gas and Electric Corporation with the servicing criteria set forth in ITEM 1122 of Regulation AB.
The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Issuers and the related attestation report for U.S. Bank National Association included as Exhibits 33.2 and 34.2, respectively, to this form 10-K, identified no material instances of noncompliance by U.S. Bank National Association with the servicing criteria set forth in ITEM 1122 of Regulation AB.
See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RG&E Storm Funding, LLC, as issuing entity
(Registrant)

Date:	March 27, 2026	By:	Rochester Gas and Electric Corporation, as Servicer
/s/ Michael G. Panichi
Michael G. Panichi
Treasurer